Form 10-K/A
period 2000-12-31
GMACM MORTGAGE LOAN TRUST MORTGAGE PASS-THR CERT SER 2000-J1
filed 2002-07-11
CIK 1128001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-91561-01

                         GMACM Mortgage Loan Trust 2000-J1
                         Residential Asset Mortgage Products, Inc.
                         GMACM Mortgage Pass-Through Certificates
                         Series 2000-J1
        (Exact name of registrant as specified in its charter)



New York                           52-2240960
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of GMACM Mortgage Loan Trust 2000-J1 established pursuant to the Pooling and Servicing Agreement among Residential Asset Mortgage Products, Inc., as Company, GMAC Mortgage Corporation, as Servicer and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the GMACM Mortgage Loan Trust 2000-J1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   GMAC Mortgage Corporation  <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   GMAC Mortgage Corporation  <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   GMAC Mortgage Corporation  <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 9, 2000, December 11, 2000, and January 3, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

GMACM Mortgage Loan Trust 2000-J1
Residential Asset Mortgage Products, Inc.
GMACM Mortgage Pass-Through Certificates
Series 2000-J1

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  June 25, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   GMAC Mortgage Corporation  <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   GMAC Mortgage Corporation  <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   GMAC Mortgage Corporation  <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



EX-99.1 (a)
Annual Independant Accountant's Servicing Report


PRICEWATERHOUSECOOPERS  (LOGO)

PricewaterhouseCoopers LLP
1441 Main Street, Suite 705
Columbia SC 29201
Telephone (803) 779 0930


Report of Independent Accountants


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers's Association of America's Uniform Single Attestation Program for Mortgage Bankers("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination. Further, management's assertion and this report relate only to the servicing of home equity loans underlying the Notes and not loans in the general consumer loan servicing population.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

March 26, 2001





EX-99.2 (a)
Report of Management

GMAC Mortgage   (logo)

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 26, 2001


As of and for the year ended December 31, 2000, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $150,000,000 and $50,000,000, respectively.

David Applegate
Chairman and CEO

Tony Renzi
Senior Vice President of
Servicing Adminstration




EX-99.3 (a)
Annual Statement of Compliance


GMAC Mortgage Corporation
Contract Administratlon Department
500 Enterprise Road
Suito 150
P.O. BOX 969
Horsham, PA 19044-0969

GMAC
Mortgage (logo)

March 31, 2001


RESIDENTIAL ASSET MORTGAGE PRO
8400 NORMANDALE LAKE BLVD
SUITE 600
MINNEAPOLIS, MN 55437


Re: Service Agreement/Pool # 300810000000  J1

Officers Statement of Compliance
Year Ending 2000

Please find below our annual Officers Statement of Compliance for the year ending 2000 with respect to the mortgage loans serviced by GMAC Mortgage Corporation ("GMACM") for your institution.

1. A review of the activities of the Seller/Servicer during the preceding calendar year and of performance according to the Seller/Servicer contract has been made with the undersigned Officer's supervision, and

2. To the best of the undersigned Officer's knowledge, based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year, or if there has been a default in the fulfillment of any such obligation, such default is listed below, and

3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.


Known Default           Status              Steps Being Taken To Cure Default

(None)




Servicer:  GMAC Mortgage Corporation
Name:      Michael Kacergis
Title:     Assistant Vice President